Form 10-Q
period 1996-03-31
UNIVISION TELEVISION GROUP INC
filed 1996-05-15
CIK 898804

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1996           Commission File Number:  33-59534




                        UNIVISION TELEVISION GROUP, INC.
             (Exact Name of Registrant as specified in its charter)




        Delaware                                         No. 95-4398877
        --------                                         --------------
(State of Incorporation)                         I.R.S. Employer Identification




     6701 Center West Drive, Fifteenth Floor, Los Angeles, California 90045
     ----------------------------------------------------------------------
                               Tel: (310) 216-3434
                               -------------------
          (address and telephone number of principal executive offices)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days YES    NO  X .
                                     ---    ---

There were 1,000 shares of Common Stock, $.01 par value, outstanding as of April 30, 1996.

                        UNIVISION TELEVISION GROUP, INC.

                                      INDEX


                                                                                                 PAGE
PART I - FINANCIAL INFORMATION:

- - -    Financial Terms ..........................................................................    2
- - -    Financial Introduction ...................................................................    3

     -   Item 1. Consolidated Financial Statements

         -    UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES

              Consolidated Statements of Operations for the three
                  months ended March 31, 1996 and 1995 ........................................    4

              Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 .............    5

              Consolidated Statements of Cash Flows for the
                  three months ended March  31, 1996 and 1995 .................................    7

              Notes to the Consolidated Financial Statements ..................................    8

         -    THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP AND SUBSIDIARY

              Consolidated Statements of Operations for the three
                  months ended March 31, 1996 and 1995 ........................................   10

              Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 .............   11

              Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1996 and 1995 ..................................   13

              Notes to the Consolidated Financial Statements ..................................   14


     -   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations ...................................   16


PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings ..................................................................   21
Item 2.    Changes in Securities ..............................................................   21
Item 3.    Defaults Upon Senior Securities ....................................................   21
Item 4.    Submission of Matters to a Vote of Security Holders ................................   21
Item 5.    Other Information ..................................................................   21
Item 6.    Exhibits and Reports on form 8-K ...................................................   21

                        UNIVISION TELEVISION GROUP, INC.
                                 FINANCIAL TERMS



The following terms are used in this Form 10-Q to refer to the companies and operations indicated:

"HALLMARK" - Hallmark Cards, Incorporated, a Missouri corporation and the parent company of UHI.

"NETWORK" - The Univision Network Limited Partnership ("UNP"). The Network is held by UNHP, its general partner, and Network Limited Partner, Inc., its limited partner.

"OWNERS" - Perenchio, Televisa and Venevision.

"PERENCHIO" - A. Jerrold Perenchio.

"PTI" - Perenchio Television, Inc., a Delaware corporation, a wholly-owned subsidiary of PTIH and the parent of UTG.

"PTIH" - a Delaware corporation, the parent of PTI and indirect parent of UTG.

"TELEVISA" - Grupo Televisa, S.A., a publicly held Mexican Corporation, the parent of Univisa.

"UHI" - Univision Holdings, Inc., a Delaware corporation, a wholly owned subsidiary of Hallmark.

"UNHP" - The Univision Network Holding Limited Partnership, a Delaware limited partnership, and the general partner of the Network. UNHP is beneficially owned by Sunshine Acquisition, L.P., Bravo Enterprises, Inc. and Univisa Broadcasting, L.P., as its general partners, and Network Limited Partner, Inc., as its limited partner.

"UNIVISION GROUP" - The combined operations of UTG and the Network, in addition to (prior to the acquisitions) UHI.

"USG" - The Univision Station Group was acquired on December 17, 1992 by Univision Television Group, Inc. ("UTG"), with UTG as the surviving corporation. Concurrently, USG's name was changed to Univision Television Group, Inc.

"UTG" Univision Television Group, Inc., a Delaware corporation. UTG is a wholly-owned subsidiary of PTI and through such ownership is indirectly held by affiliates of the Owners through PTIH and PCI.

"VENEVISION" - Corporacion Venezolana de Television, C.A. (Venevision), a Venezuelan corporation, together with its affiliates.

                        UNIVISION TELEVISION GROUP, INC.
                             FINANCIAL INTRODUCTION



The businesses of UTG and UNHP are under separate management and ownership structures and are operated as two distinct businesses. Notwithstanding this separation, the business operations of UTG and UNHP remain substantially dependent on one another. UTG is dependent on UNHP for programming and advertising sales support while UTG represents 71% of UNHP's total coverage of Hispanic households in the U.S.

In addition, UTG's bank credit agreement and Senior Subordinated Note indenture contain operating and financial covenants which measure performance of the two operations combined. PTI, UNHP and UNLP are guarantors of the bank credit agreement and the Senior Subordinated Notes. Consequently, unaudited condensed consolidated financial statements of UTG and unaudited condensed consolidated financial statements of UNHP are included in this Form 10-Q.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements of UTG and UNHP included in the December 31, 1995 Form 10-K of UTG.

                UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ------------------
                                                               1996       1995
                                                             ------------------
Net revenues                                                 $39,191    $34,547

Direct operating expenses                                      8,115      7,504

Selling, general and administrative expenses                  16,012     13,353

Depreciation and amortization                                  8,532      8,158
                                                             -------    -------

Operating income                                               6,532      5,532

Interest expense                                               8,099      8,961

Amortization of deferred financing costs                         973      1,160
                                                             -------    -------

Loss before extraordinary loss on
  extinguishment of debt                                      (2,540)    (4,589)

Extraordinary loss on extinguishment of debt                    (283)         -
                                                             -------    -------

Net loss                                                     $(2,823)   $(4,589)
                                                             =======    =======

            See notes to condensed consolidated financial statements

                UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         MARCH 31,    DECEMBER 31,
                                                            1996          1995
                                                        -----------   -----------
ASSETS                                                  (Unaudited)

Current assets:

     Cash and cash equivalents                            $  9,777      $ 14,029

     Accounts receivable, less allowance
         for doubtful accounts of $4,333 in 1996
         and $3,853 in 1995                                 30,938        37,951

     Prepaid expenses and other                              2,585         3,043
                                                          --------      --------

     Total current assets                                   43,300        55,023

Property and equipment, less accumulated
     depreciation of $15,356 in 1996 and
     $13,888 in 1995                                        27,635        25,557

Intangible assets, less accumulated
     amortization of $93,597 in 1996 and
     $86,520 in 1995                                       444,034       451,111

Deferred financing costs, less accumulated
     amortization of $14,511 in 1996 and
     $13,597 in 1995                                        11,136        12,193

Deferred income taxes                                        2,000         2,000

Other assets                                                 1,848         1,746
                                                          --------      --------

Total assets                                              $529,953      $547,630
                                                          ========      ========

            See notes to condensed consolidated financial statements.

                UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         MARCH 31,     DECEMBER 31,
                                                           1996            1995
                                                        -----------    ------------
LIABILITIES AND SHAREHOLDER'S EQUITY                    (Unaudited)

Current liabilities:

   Accounts payable and accrued liabilities               $ 34,096        $ 41,266
   Due to the Network                                       44,042          64,505
   Accrued interest                                          2,665           6,281
   Current portion of program rights obligations             1,234           1,899
   Current portion of long-term debt                        27,399          17,313
                                                          --------        --------

     Total current liabilities                             109,436         131,264

Long-term debt, net of current portion                     238,981         242,072
Sponsor loans, including accrued interest                  118,517         108,361
Program rights obligations - net of current portion            638             753
Other long-term liabilities                                  1,325           1,301

Shareholder's equity:

   Common stock; $.01 par value, 1,000 shares
     authorized, issued and outstanding                          -               -

   Paid-in-capital                                          98,442          98,442

   Accumulated deficit                                     (37,386)        (34,563)
                                                          --------        --------

   Total shareholder's equity                               61,056          63,879
                                                          --------        --------

   Total liabilities and shareholder's equity             $529,953        $547,630
                                                          ========        ========

            See notes to condensed consolidated financial statements.

                UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                1996            1995
                                                            --------        --------

Net loss                                                    $ (2,823)       $ (4,589)
Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation                                                   1,455           1,186
Amortization of intangible assets, deferred financing
     costs and other                                           8,050           8,132
Accretion of interest on sponsor loans                         2,244           1,436
Extraordinary loss on extinguishment of debt                     283               -
Changes in assets and liabilities:
     Accounts receivable                                       7,013           9,024
     Due to the Network                                       (3,583)         (5,046)
     Prepaid and other assets                                    356             165
     Accrued interest                                         (3,616)         (3,159)
     Accounts payable and accrued liabilities                 (7,169)         (1,976)
     Sponsor loan payable                                     (5,075)              -
     Obligations for program rights                             (780)         (2,717)
     Other, net                                                   50             (10)
                                                            --------        --------
Net cash provided by (used in) operating activities           (3,595)          2,446

Cash flow from investing activities:
     Capital expenditures                                     (3,564)         (2,160)
                                                            --------        --------
Net cash (used in) investing activities                       (3,564)         (2,160)

Cash flow from financing activities:
     Net proceeds from long-term debt                         17,000           3,398
     Repayments of long-term debt                             (7,000)              -
     Proceeds from sponsor loans                              12,986          10,737
     Repurchase of senior subordinated notes                  (3,199)              -
     Advances to the Network                                 (16,880)        (12,437)
     Deferred financing costs                                      -             (62)
                                                            --------        --------
Net cash provided by (used in) financing activities            2,907           1,636

Net increase(decrease) in cash                                (4,252)          1,922
Cash, beginning of year                                       14,029           5,869
                                                            --------        --------
Cash, end of period                                         $  9,777        $  7,791
                                                            ========        ========

Supplemental disclosure of cash flow information:
     Interest paid during the period                        $  9,366        $  4,798
                                                            ========        ========

            See notes to condensed consolidated financial statements.

                UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1.    ORGANIZATION AND ACQUISITION

      On December 17, 1992 (effective close of business December 16, 1992), Univision Station Group, Inc. ("USG") and KTVW, Inc. ("KTVW") were acquired by Univision Television Group, Inc. ("UTG" or "Company") with UTG as the surviving corporation. Concurrently, USG's name was changed to Univision Television Group, Inc. ("UTG"), and PTI Holding, Inc. ("PTIH") contributed the capital stock of UTG and KTVW to Perenchio Television, Inc. ("PTI") and PTI then contributed the capital stock of KTVW to UTG. KTVW was subsequently merged into UTG. As a result of the above transactions, UTG is a wholly-owned subsidiary of PTI, and PTI is a wholly-owned subsidiary of PTIH.

      PTIH and Perenchio Communications, Inc. ("PCI") are beneficially owned by affiliates of A. Jerrold Perenchio (together with his affiliates "Perenchio"), affiliates of Grupo Televisa, S.A. de C.V. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision"), (collectively, the "Owners").

      PCI and its subsidiaries had no operations prior to the acquisitions, and PTIH and PTI are holding companies and otherwise inactive. The aggregate purchase price for USG and KTVW was approximately $489,000,000, including approximately $11,000,000 of acquisition costs. A subordinated note due from PTIH to the seller (which was subsequently sold to a third party and then to the public as a series of notes) financed $5,442,000 of the purchase price, and is included as a capital contribution from PTIH to PTI and from PTI to UTG in the consolidated financial statements. These subordinated notes are not guaranteed in any form by PTI nor secured by its assets. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000.

      On August 2, 1994, UTG completed its acquisition of all of the stock of Combined Broadcasting of Chicago, Inc. The Purchase price was approximately $36,000,000, plus the assumption of program rights obligations totaling approximately $11,000,000. The unpaid portion of program rights obligations is payable in varying amounts through the year 1999. The acquisition was financed with borrowings from the Bank Facilities. Substantially all of the purchase price has been allocated to intangible assets; however, during 1995 UTG had negotiated several sub-license agreements and/or releases from the program suppliers, that resulted in an increase in the other assets and a reduction of the intangible assets of approximately $1,200,000.

      On September 30, 1994, UTG completed its acquisition of all of the stock of Pueblo Broadcasting Corporation which owned and operated a television station affiliated with the Network serving Houston, Texas. The purchase price was approximately $20,000,000 and was financed with

                UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 MARCH 31, 1996
                                   (UNAUDITED)

      borrowings from the Bank Facilities and cash generated through operations. Substantially all of the purchase price has been allocated to intangible assets. During 1995, certain adjustments were made to the preliminary allocation of the purchase price which has resulted in an increase in the intangible assets of $2,300,000.

      UTG owns and operates eleven Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, San Francisco, Fresno, Dallas, Phoenix, Albuquerque, Houston, and Chicago, and six Spanish-language low-power television stations serving Hartford, Philadelphia, Tucson, Austin, Albuquerque and Bakersfield. The Company's television stations are affiliated with the Spanish-language television network owned and operated by The Univision Network Limited Partnership (the "Network"), which is also ultimately beneficially-owned by the Owners.

      The businesses of the Company and the Network are under separate management and ownership structures. Notwithstanding this separation, the business operations of the Company and the Network remain substantially dependent on one another. The Company is dependent on the Network for programming and advertising sales support while the Company represents 71% of the Network's total coverage of Hispanic households in the U.S. The Company and the Network are collectively referred to herein as the "Univision Group."

2.    UNAUDITED FINANCIAL STATEMENTS

      Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

3.    EARLY EXTINGUISHMENT OF DEBT

      During the quarter ended March 31, 1996, UTG purchased at a premium $3,000,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001. The purchase resulted in an extraordinary loss of $283,000, including the write-off of the related financing costs.

                THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1996           1995
                                                         ----------------------
Net revenues                                             $33,483        $29,917

Direct operating expenses                                 18,241         17,260

Selling, general and administrative expenses              10,676         10,138

Depreciation and amortization                              2,685          2,335
                                                         -------        -------

Operating income                                           1,881            184

Interest expense                                           2,381          1,914
                                                         -------        -------

Net loss (allocable to the
  general partners)                                      $  (500)       $(1,730)
                                                         =======        =======

            See notes to condensed consolidated financial statements

                THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        MARCH 31,    DECEMBER 31,
                                                          1996           1995
                                                       -----------   ------------
ASSETS                                                 (Unaudited)

Current assets:

     Cash                                                $     29       $     29

     Short-term investments, at market value                   85             85

     Accounts receivable, less allowance
         for doubtful accounts of $3,548 in 1996
         and $3,849 in 1995                                32,993         32,675

     Due from UTG                                          44,042         64,505

     Program rights                                         4,098          2,899

     Prepaid expenses and other                             2,122          1,956
                                                         --------       --------

     Total current assets                                  83,369        102,149

Property and equipment, less accumulated
     depreciation of $12,915 in 1996 and
     $11,324 in 1995                                       73,463         48,618

Intangible assets, less accumulated
     amortization of $14,990 in 1996 and
     $13,886 in 1995                                        7,873          8,977

Other assets                                                  778            621
                                                         --------       --------

Total assets                                             $165,483       $160,365
                                                         ========       ========

            See notes to condensed consolidated financial statements.

                THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          MARCH 31,     DECEMBER 31,
                                                            1996            1995
                                                         -----------    ------------
LIABILITIES AND PARTNERS' EQUITY                         (Unaudited)

Current liabilities:
   Accounts payable and accrued liabilities                $ 32,789       $ 37,977
   Deferred advertising revenues                              3,830          9,603
   Program cost sharing advance                               4,948          4,157
   Obligations for program rights                               161            236
   Accrued station compensation                               3,530          2,988
   Management and license fees payable                       12,981         22,536
   Current portion of capital lease obligations               2,163          1,324
                                                           --------       --------

     Total current liabilities                               60,402         78,821

Subordinated notes, including accrued interest               47,127         45,704
Other liabilities:
   Capital lease obligations, net of current portion         41,065         18,246
   Other long-term liabilities                                2,522          2,704

General partners' equity                                     14,366         14,889

Limited partners' equity                                          1              1
                                                           --------       --------

Total liabilities and partners' equity                     $165,483       $160,365
                                                           ========       ========

            See notes to condensed consolidated financial statements.

                THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               1996            1995
                                                           --------        --------

Net loss                                                   $   (500)       $ (1,730)
Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation                                                  1,581           1,230
Amortization of intangible assets                             1,104           1,105
Accretion of interest on subordinate loans                    1,424           1,264
Changes in assets and liabilities:
     Accounts receivable                                       (318)          3,484
     Due from UTG                                             3,583           5,046
     Program rights                                          (1,199)           (190)
     Prepaid and other assets                                  (322)            743
     Accounts payable and accrued liabilities                (4,988)         (2,108)
     Deferred advertising revenues                           (5,774)         (7,231)
     Management and license fees payable                     12,802          11,700
     Payment of license fees                                (12,986)        (10,737)
     Payment of management fee                               (9,371)         (7,203)
     Program cost sharing advance                               791          (3,813)
     Accrued station compensation                               541          (1,992)
     Obligations for program rights                             (75)           (508)
     Other liabilities                                         (170)           (743)
                                                           --------        --------
Net cash provided by (used in) operating activities         (13,877)        (11,683)

Cash flow from investing activities:
     Advances from UTG                                       16,880          12,437
     Capital expenditures                                    (2,520)           (470)
                                                           --------        --------
Net cash provided by (used in) investing activities          14,360          11,967

Cash flow from financing activities:
     Principal payments of capital lease obligations           (483)           (286)
                                                           --------        --------
Net cash (used in) financing activities                        (483)           (286)

Net decrease in cash                                              0              (2)
Cash, beginning of year                                          29              40
                                                           --------        --------

Cash, end of period                                        $     29        $     38
                                                           ========        ========


Supplemental disclosure of cash flow information:
     Interest paid during the period                       $    926        $    563
                                                           ========        ========

                 See notes to consolidated financial statements.

                THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                    (A LIMITED PARTNERSHIP) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1.    ORGANIZATION AND ACQUISITION

       The Univision Network Holding Limited Partnership (the "Partnership" or "UNHP") was formed on December 7, 1992 pursuant to the laws of the State of Delaware for the purpose of owning and operating a Spanish-language television network in the United States. The General Partners of UNHP are affiliates of A. Jerrold Perenchio (together with his affiliates, "Perenchio"), Grupo Televisa, S.A. de C.V. (together with its affiliates, "Televisa") and Venevision International, Inc. (together with its affiliates, "Venevision"), respectively (collectively, the "Owners"). The owners initially contributed a cash capital contribution of approximately $7,002,000.

       On December 17, 1992 (effective close of business December 16, 1992), UNHP purchased the stock of Univision, Inc. and certain other assets from Univision Holdings, Inc. for an aggregate purchase price of approximately $38,684,000, including $273,000 of acquisition costs. A portion of the total purchase price was financed by a 7% subordinated note with a face amount of $61,094,000 due to the seller (which note was subsequently sold to a third party and then to the public as a series of notes), which was discounted for financial reporting purposes to $31,911,000 (12.5% effective rate). The stock and other assets were immediately contributed by UNHP to The Univision Network Limited Partnership ("UNP" or the "Network"), of which UNHP is the sole general partner. Univision, Inc. then liquidated and distributed its assets to UNP (which also assumed all of the liabilities of Univision, Inc., including tax liabilities attributable to its liquidation). The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisitions. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $27,000,000 and intangible assets of approximately $13,000,000.

       As a result of the acquisitions, UNP owns and operates a Spanish-language television network which is affiliated with nineteen full-power television stations and eighteen low-power television stations, including eleven full-power stations and six low-power stations owned and operated by Univision Television Group, Inc. ("UTG"). UTG is ultimately beneficially owned by Perenchio, Televisa and Venevision.

       The businesses of UTG and the Network are under separate management and ownership structures. Notwithstanding this separation, the business operations of UTG and the Network remain substantially dependent on one another. UTG is dependent on the Network for programming and advertising sales support while UTG represents 71% of the Network's total coverage of Hispanic households in the U.S.

       UNP and UTG are collectively referred to herein as the "Univision Group."

                THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                    (A LIMITED PARTNERSHIP) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


       Subject to certain special allocations, net losses of the Partnership are first allocated to reduce partners' capital accounts to the amount of unrecovered capital contributions, and thereafter to the General Partners in equal proportions, and net income is first allocated to offset any prior net losses and thereafter to the Partners in accordance with their Ownership Percentage Interests. Various provisions of the Partnership agreement govern the allocation of gains and losses to the individual partners for tax purposes. Upon dissolution of the Partnership, the assets of the Partnership shall be distributed to the partners, after payment of all debts and other obligations, first to reduce their respective capital contributions, and thereafter, in accordance with their respective Ownership Percentage Interests. Subject to obtaining any necessary consents from lenders to the Partnership, the Partnership is required to make sufficient cash distributions on a quarterly basis to fund the partners' tax liabilities attributable to their ownership interests in the Partnership. During 1996 approximately $773,000 was distributed to the Partners covering taxes related to 1995.

       UNHP holds a 99.99% general partner interest in UNP. The remaining limited partner interest is held by the Network Limited Partner, Inc. which is owned by Perenchio, Televisa and Venevision. UNHP and UNP had no operations or transactions prior to the acquisitions described above.

2.     UNAUDITED FINANCIAL STATEMENTS

       Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

3.     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

       The Network has entered into two transponder agreements which qualify as capital lease obligations. The first agreement, which is effectively a nine-year lease, commenced January 1, 1995, resulting in a total capitalized cost of $7,753,135. The second agreement, for two additional transponders, commenced January 1996. Payments under the second agreement will aggregate approximately $41,000,000 over the 15 year anticipated life of the transponders and a total capitalized cost of approximately $24,000,000. UNP's obligations under both agreements are contingent on the successful operation of the transponders. The transponders were successfully deployed in 1996.

                        UNIVISION TELEVISION GROUP, INC.
                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis describes the results of operations of UTG and UNHP for the three months ended March 31, 1996 ("1996") as compared to the three months ended March 31, 1995 ("1995").

RESULTS OF OPERATIONS

UTG net revenues includes gross advertising revenues generated from the sale of national and local spot advertising time plus an allocation of network gross revenues, net of agency commissions. Network revenues are allocated to UTG based on a formula set forth in each of its affiliation agreements. UTG's allocated share of total Network gross revenues, net of agency commission, was 72% and 71% during the first quarter of 1995 and 1996, respectively. Based on the current affiliation agreements, net advertising revenues are shared by UTG and the Network, 62% to each station owned by UTG and 38% to the Network during 1995 and 1996. Also included in net revenues are other miscellaneous revenues.

Direct operating expenses consist of programming and news costs and general operating costs.

UTG CONSOLIDATED

REVENUES. Net revenues for the 1996 first quarter of $39,191,000 increased $4,644,000 or 13.4% from the corresponding 1995 period. The increase is due to higher local and national spot net revenues of $6,514,000, primarily from Los Angeles, with increases at all other stations except for New York, and an increase in its share of Network net revenues of $450,000. These net increases were partially offset by the Network's share of higher local and national net revenues of $2,475,000. UTG's increase in gross advertising revenues during the first quarter of 1996 resulted from a combination of increased prices for advertising spots of approximately 21% and by approximately 1% greater number of spots being sold.

EXPENSES. For the three month period ended March 31, 1996 direct expenses increased to $8,115,000, an increase of $611,000 or 8.1% over the comparable 1995 period. The increase is primarily due to minor increases in programming and technical costs and a specific promotional campaign by the New York station.

Selling, general and administrative expenses increased to $16,012,000, an increase of $2,659,000 or 19.9% over the comparable 1995 period. The increase is due to increased selling costs associated with higher sales, increases in corporate sales support and increased research fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $8,532,000 or by 4.6% for the three month period ended March 31, 1996 due to increased capital expenditures.

OPERATING INCOME. As a result of the factors described above, operating income increased to $6,532,000 or by 18.1% for the three month period ended March 31, 1996 as compared to the same period in 1995.

                        UNIVISION TELEVISION GROUP, INC.
                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST EXPENSE. Interest expense decreased to $8,099,000 or by 9.6% for the three months period ended March 31, 1996. This decrease was primarily a result of lower bank borrowings partially offset by increased Sponsor Loan balances.

EARLY EXTINGUISHMENT OF DEBT. During the quarter ended March 31, 1996, UTG purchased at a premium $3,000,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001. The purchase resulted in an extraordinary loss of $283,000, including the write-off of the related deferred financing costs.

NET LOSS. As a result of the above factors, UTG generated a net loss of $2,823,000 in the first quarter as compared to a net loss of $4,589,000 in the comparable period in 1995.

UNHP CONSOLIDATED

REVENUES. Net revenues for the 1996 first quarter of $33,483,000 increased $3,566,000 or 11.9% from the corresponding 1995 period. This increase resulted from the Network's higher share of UTG's local and national spot net revenues of $2,475,000 as well as higher Network advertising net revenues of $1,591,000, that were partially offset by UTG's share of higher Network sales of $450,000. The Network's increase in gross advertising revenues during the first quarter of 1996 resulted from a combination of rate increases and increased volume on previously lower demand dayparts as compared to 1995.

EXPENSES. Direct operating expenses for the 1996 first quarter of $18,241,000 increased $981,000 or 5.7% from the corresponding 1995 period. This increase was primarily due to a higher license fee payable to the program suppliers of $862,000 based on higher combined net time sales.

Selling, general and administrative expenses for the 1996 first quarter of $10,676,000 increased by $538,000 or 5.3% from the corresponding 1995 period. This increase results primarily from increased sales force compensation of $563,000 and a higher management fee payable to the Owners of $173,000, offset partially by the timing of expenditures for affiliate relations of $242,000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2,685,000 for the 1996 first quarter, an increase of $350,000 or 15.0%. The increase is primarily due to the inclusion in the 1996 first quarter of two additional transponders capitalized by the Network in January 1996.

OPERATING INCOME. As a result of the factors described above, UNHP generated operating income of $1,881,000 for the 1996 first quarter as compared with operating income of $184,000 in 1995.

INTEREST EXPENSE. Interest expense for the first quarter of 1996 of $2,381,000 increased by $467,000 or 24.4% as compared to the 1995 period. The increase was due to the addition, in January 1996, of two additional Network capitalized transponder leases.

                        UNIVISION TELEVISION GROUP, INC.
                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET LOSS. As a result of the above factors, UNHP generated a net loss of $500,000 in the first quarter as compared to a net loss of $1,730,000 in the 1995 period.

UTG AND UNHP LIQUIDITY AND CAPITAL RESOURCES

The Combined Entities' primary source of cash flow is its broadcasting operations. Funds for debt service, capital expenditures and operations historically have been provided by income from operations and by borrowings. The businesses of UTG and UNHP are under separate management and ownership structures. The Owners ultimate ownership percentages in each of UTG and UNHP are different.

Notwithstanding this separation, the business operations of UTG and UNHP remain substantially dependent on one another. UTG's stations are dependent on the Network for programming and advertising sales support and represent 71% of the Network's total coverage of Hispanic households in the U.S.

UTG's bank credit agreement with a syndicate of banks and other lenders (the "Bank Facility") requires most excess cash flow, as defined, of both UTG and UNHP to be used to fund principal and/or interest payments under the Bank Facility. Financial covenants in the Bank Facility and other debt instruments of UTG measure operating performance of the Combined Entities. UTG and the Network share a cash management system under which all excess cash is loaned daily on a subordinated basis from the Network to UTG and cash shortfalls at the Network are funded by repayments or by subordinated loans from UTG to the Network.

The following discussion of liquidity and capital resources of UTG and UNHP reflects the cash management and debt service requirements described above.

For the three month periods ended March 31, 1996 and 1995, UTG's net cash provided by (used in) operations totaled $(3,595,000) and $2,446,000, respectively. The 1996 period was negatively impacted by cash payments of accounts payable and accrued liabilities, accrued interest and the net loss of $2,823,000. These uses of funds were partially offset by collections of accounts receivable, non-cash charges for intangibles related to acquisitions, as well as accreted interest on the Sponsor loans from the Owners. The 1995 period benefited primarily from non-cash charges for intangibles, improved collections of accounts receivables and accreted interest on the Sponsor loans from the Owners. These benefits were partially offset by a net loss of $4,589,000 and a lower payable due to the Network.

For the three month periods ended March 31, 1996 and 1995, UNHP's net cash used in operations totaled $13,877,000 and $11,683,000, respectively. The 1996 period was negatively impacted by the payment of license fees of $12,986,000 and the full year 1994 management fee of $9,371,000. These uses of funds were partially offset by benefits from net transactions with UTG of $3,583,000, due primarily from UNLP's revenue sharing agreement with UTG, the accrual of current period license fees payable under the Program License Agreements and a current period management fee payable to the

                        UNIVISION TELEVISION GROUP, INC.
                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Owners of $12,802,000. Funds for the payments of license and management fees, accounts payable and accrued liabilities, capital expenditures and other cash needs totaling approximately $16,880,000, were advanced from UTG under the cash management structure to UNLP. The 1995 period was negatively impacted by the payment of license fees of $10,737,000 and the full year 1994 management fee of $7,203,000. These uses of funds were partially offset by benefits from net transactions with UTG of $5,046,000, due primarily from UNHP's revenue sharing agreement with UTG, the accrual of current period license fees payable under the Program License Agreements and a current period management fee payable to the Owners of $11,700,000. Funds for the payments of license and management fees, accounts payable and accrued liabilities, capital expenditures and other cash needs totaling approximately $12,437,000, were advanced from UTG under the cash management structure to UNLP.

UTG's Bank Facilities, which total $400 million, consist of a $70 million six-year revolving credit loan (the "Working Capital Facility"), a $180 million five-year amortizing term loan, a $30 million six-year term loan, a $20 million five and one-half year term loan (collectively the "Term Facility") and a $100 million five and one-half year term loan available under a revolving credit facility, which to-date has not been borrowed against. The Bank Facilities require, among other things, mandatory prepayments equal to 75% of excess cash flow (as defined) of the Univision Group, in addition to net proceeds (as defined) received by the Univision Group in certain situations from the sale or other disposition of assets, to be applied to ratably reduce the Term Facility and the availability under the Working Capital Facility. Any such mandatory prepayments reduce the scheduled amortization of the Term Facility in inverse order of maturity.

As of March 31, 1996, UTG and UNHP had long term debt, including current maturities, of $266,380,000 and $49,290,000, respectively. At December 31, 1995 these balances were at $259,385,000 and $47,028,000, respectively. UTG's increase was due primarily to increased borrowings to make the January 1996 semi-annual interest payment on the 11 3/4% Subordinated Notes of $5,408,000 and for the subsequent purchase of $3,000,000 of these notes. The increase in UNHP's debt is due to an increase in capitalized leases (see the Note 3) and accrued interest on the subordinate.

Capital expenditures net of dispositions of UTG totaled $3,564,000 and $2,160,000, and of UNHP totaled $2,520,000 and $470,000 (excluding capitalized transponder lease obligations) for the three month periods ended March 31, 1996 and 1995, respectively. UTG and UNHP anticipate that total capital expenditures for 1996 will be approximately $27,000,000 and for each of the three years thereafter will be approximately $15,000,000.

UTG and UNHP expect earnings provided by operations, adjusted for non-cash charges, to generate sufficient cash flows to satisfy debt service and capital expenditures. Additional sources of cash for UTG's debt service and capital expenditures of UTG and UNHP will come from the Bank Facility and proceeds from the Sponsor Loans.

                        UNIVISION TELEVISION GROUP, INC.
                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Management Committee of the Network from time to time considers which programs are to be produced under the Cost Sharing Agreement. Should it be determined that programs previously produced under the Cost Sharing Agreement will no longer be produced under such agreement, and the Network determines to continue producing such programs absent a new arrangement with Televisa and Venevision, the Network would bear a greater proportion of the costs and will retain worldwide rights to such programs. Furthermore, for the one-year period commencing January 1, 1996, the Network, Televisa and Venevision have agreed that in lieu of cash payments under the Program Cost Sharing Agreement, UTG will instead receive payment in the form of Sponsor Notes having a principal amount equal to the costs to be funded by Televisa and Venevision under the Program Cost Sharing Agreement. As a result of this form of payment, the Network was not reimbursed in cash for these programming expenditures of approximately $4,700,000 during the first quarter of 1996. For the balance of 1996, the Network will similarly not be reimbursed for such programming costs of approximately $5,000,000 per quarter. Consequently, these programming costs will be funded through the operations of UTG and UNLP.

SEASONALITY

The advertising revenues of the Univision Group vary over the calendar year. Historically, approximately 30% of total advertising revenues have been generated in the fourth quarter and 20% in the first quarter with the remainder approximately equally split between the second and third quarters. Because of the relatively fixed nature of the costs of the Univision Group's business, seasonal variations in operating income are more pronounced than those of revenues.

                           PART II. OTHER INFORMATION



ITEM 1.    None

ITEM 2.    None

ITEM 3.    None

ITEM 4.    None

ITEM 5.    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits
                  None

           (b)    Reports on Form 8-K
                  The registrant did not file any reports on Form 8-K during the quarter.

                        UNIVISION TELEVISION GROUP, INC.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNIVISION TELEVISION GROUP, INC.
                                                  (Registrant)



                                       By       /s/ George W. Blank
                                              ----------------------------------
May 14, 1996                                  George W. Blank
Los Angeles, California                       Executive Vice President and
                                              Chief Financial Officer