Form 10-Q
period 1996-06-30
UNIVISION TELEVISION GROUP INC
filed 1996-08-14
CIK 898804

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1996           Commission File Number:  33-59534




                        UNIVISION TELEVISION GROUP, INC.
             (Exact Name of Registrant as specified in its charter)




         Delaware                                     No. 95-4398877
 (State of Incorporation)                    I.R.S. Employer Identification




    6701 Center West Drive, Fifteenth Floor, Los Angeles, California  90045
                              Tel: (310) 216-3434
         (address and telephone number of principal executive offices)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  YES ________   NO   X  .

There were 1,000 shares of Common Stock, $.01 par value, outstanding as of July 31, 1996.

                        UNIVISION TELEVISION GROUP, INC.

                                     INDEX



                                                                                                                  PAGE
PART I - FINANCIAL INFORMATION:

#   Financial Terms   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
#   Financial Introduction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

    #    Item 1. Consolidated Financial Statements

         #   UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES

             Consolidated Statements of Operations for the three and six
                 months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

             Consolidated Balance Sheets at June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . .   5

             Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

             Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

         #   THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP AND SUBSIDIARY

             Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

             Consolidated Balance Sheets at June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . .  12

             Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

             Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


    #    Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 3.    Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 6.    Exhibits and Reports on form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                        UNIVISION TELEVISION GROUP, INC.
                                FINANCIAL TERMS



The following terms are used in this Form 10-Q to refer to the companies and operations indicated:

"NETWORK" - The Univision Network Limited Partnership ("UNLP"). The Network is held by UNHP, its general partner, and Network Limited Partner, Inc., its limited partner.

"NEW BANK FACILITY" - The Company's new credit agreement, expected to be entered into prior to the closing of the Offering, provides for aggregate commitments of up to $600 million and will impose financial and other restrictions on the Company.

"OWNERS" - Perenchio, Televisa and Venevision.

"PERENCHIO" - A. Jerrold Perenchio.

"PTI" - Perenchio Television, Inc., a Delaware corporation, a wholly-owned subsidiary of PTIH and the parent of UTG.

"PTIH" - a Delaware corporation, the parent of PTI and indirect parent of UTG.

"SPONSOR LOANS" - The loans made to UTG by Televisa and Venevision each quarter since December 17, 1992.

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

"UNIVISION GROUP" - The combined operations of UTG and the Network.

 "UTG" - Univision Television Group, Inc., a Delaware corporation. UTG is a wholly-owned subsidiary of PTI and through such ownership is indirectly held by affiliates of the Owners through PTIH and UCI.

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

Univision Communications Inc. ("UCI"- formerly PCI), the parent of UTG, has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its Class A Common Stock. If the offering occurs, UTG will obtain funds from its parent and from a New Bank Facility which is expected to be entered into concurrently with the offering, to pay off all amounts owing under its existing bank facility and terminate such facility, defease its 11 3/4% Senior Subordinated Notes, pay all intercompany debt owed to UNLP and repay Sponsor Loan Notes plus accrued interest to Televisa and Venevision.

               UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ----------------------------      ----------------------------
                                                            1996             1995             1996             1995
                                                       ----------------------------      ----------------------------
Net revenues                                           $    52,229      $    47,732      $    91,420      $    82,279

Direct operating expenses                                    8,250            7,697           16,365           15,201

Selling, general and administrative expenses                18,142           15,370           34,154           28,723

Depreciation and amortization                                8,660            8,379           17,192           16,537
                                                       -----------      -----------      -----------      -----------

Operating income                                            17,177           16,286           23,709           21,818

Interest expense                                             8,117            9,096           16,216           18,057

Amortization of deferred financing costs                       776            1,160            1,749            2,320
                                                       -----------      -----------      -----------      -----------

Income before extraordinary loss on
  extinguishment of debt                                     8,284            6,030            5,744            1,441

Provision for income taxes (Note 4)                            350                -              500                -

Extraordinary loss on extinguishment of debt
  (net of income tax benefit of $350 and $500)                (548)               -             (681)               -
                                                       -----------      -----------      -----------      -----------

Net income                                             $     7,386      $     6,030      $     4,563      $     1,441
                                                       ===========      ===========      ===========      ===========


           See notes to condensed consolidated financial statements.

               UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                           JUNE 30,                       DECEMBER 31,
                                                                             1996                            1995
                                                                        -------------                 --------------
ASSETS                                                                    (Unaudited)
Current assets:

    Cash and cash equivalents                                           $      14,156                   $      14,029

    Trade accounts receivable, less allowance
         for doubtful accounts of $4,672 in 1996
         and $3,853 in 1995                                                    36,386                          37,951

    Prepaid expenses and other                                                  2,619                           3,043
                                                                        -------------                   -------------

    Total current assets                                                       53,161                          55,023

Property and equipment, less accumulated
    depreciation of $16,918 in 1996 and
    $13,888 in 1995                                                            28,704                          25,557

Intangible assets, less accumulated
    amortization of $100,675 in 1996 and
    $86,520 in 1995                                                           436,956                         451,111

Deferred financing costs, less accumulated
    amortization of $15,103 in 1996 and
    $13,597 in 1995                                                            10,182                          12,193

Deferred income taxes                                                           2,000                           2,000

Other assets                                                                    2,092                           1,746
                                                                        -------------                   -------------

Total assets                                                            $     533,095                   $     547,630
                                                                        =============                   =============


           See notes to condensed consolidated financial statements.

               UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                           JUNE 30,                     DECEMBER 31,
                                                                             1996                           1995
                                                                        -------------                 -------------
LIABILITIES AND SHAREHOLDER'S EQUITY                                      (Unaudited)
Current liabilities:

  Accounts payable and accrued liabilities                              $      34,849                   $      41,266
  Due to the Network                                                           36,019                          64,505
  Accrued interest                                                              5,488                           6,281
  Program rights obligations                                                      977                           1,899
  Current portion of long-term debt                                            37,477                          17,313
                                                                        -------------                   -------------
    Total current liabilities                                                 114,810                         131,264

Long-term debt, net of current portion                                        216,248                         242,072
Sponsor loans, including accrued interest                                     131,763                         108,361
Program rights obligations - long term                                            485                             753
Other long-term liabilities                                                     1,347                           1,301

Shareholder's equity:

  Common stock; $.01 par value, 1,000 shares
    authorized, issued and outstanding                                              -                               -

  Paid-in-capital                                                              98,442                          98,442

  Accumulated deficit                                                         (30,000)                        (34,563)
                                                                         ------------                    ------------
  Total shareholder's equity                                                   68,442                          63,879
                                                                         ------------                    ------------

  Total liabilities and shareholder's equity                            $     533,095                   $     547,630
                                                                        =============                   =============


           See notes to condensed consolidated financial statements.

               UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                 1996                            1995
                                                                        -------------                   -------------
Net income                                                              $       4,563                   $       1,441
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
Depreciation expense                                                            3,037                           2,430
Amortization of intangible assets and deferred
    financing costs                                                            15,904                          16,427
Accretion of interest on sponsor loans                                          4,642                           3,140
Extraordinary loss on extinguishment of debt                                    1,181                               -
Changes in assets and liabilities:
    Accounts receivable                                                         1,565                          (1,827)
    Due from Network                                                           34,697                          27,688
    Due to Network                                                            (46,399)                        (32,388)
    Prepaid and other assets                                                       78                             655
    Accrued interest                                                             (793)                           (844)
    Accounts payable and accrued liabilities                                   (6,417)                         (3,172)
    Obligations for program rights                                             (1,190)                         (2,289)
    Other, net                                                                     47                             648
                                                                        -------------                   -------------
Net cash provided by operating activities                                      10,915                          11,909

Cash flow from investing activities:
    Capital expenditures                                                       (6,183)                         (4,872)
    Purchase of short-term investments                                              -                             (50)
                                                                        -------------                   -------------
Net cash used in investing activities                                          (6,183)                         (4,922)

Cash flow from financing activities:
    Proceeds from long-term debt                                               29,000                          30,000
    Repayments of long-term debt                                              (22,010)                        (44,039)
    Proceeds from sponsor loans                                                23,834                          20,544
    Reduction of sponsor loans - cost sharing agreement                        (5,074)                              -
    Repurchase of senior subordinated notes                                   (13,489)                              -
    Advances from Network                                                      48,355                          22,457
    Advances to Network                                                       (65,139)                        (36,177)
    Deferred financing costs                                                      (82)                            (62)
                                                                        -------------                   -------------
Net cash used in financing activities                                          (4,605)                         (7,277)

Net increase(decrease) in cash                                                    127                            (290)
Cash, beginning of year                                                        14,029                           5,869
                                                                        -------------                   -------------
Cash, end of period                                                     $      14,156                   $       5,579
                                                                        =============                   =============

Supplemental  disclosure of cash flow information:
    Interest paid during the period                                     $      11,987                   $      15,456
                                                                        =============                   =============

           See notes to condensed consolidated financial statements.

               UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 JUNE 30, 1996
                                  (UNAUDITED)



1.       ORGANIZATION AND ACQUISITION

         On December 17, 1992 (effective close of business December 16, 1992), Univision Station Group, Inc. ("USG") and KTVW, Inc. ("KTVW") were acquired by Univision Television Group, Inc. ("UTG" or "Company") with USG as the surviving corporation. Concurrently, USG's name was changed to Univision Television Group, Inc. ("UTG"), and PTI Holdings, Inc. ("PTIH") contributed the capital stock of UTG and KTVW to Perenchio Television, Inc. ("PTI") and PTI then contributed the capital stock of KTVW to UTG. KTVW was subsequently merged into UTG. As a result of the above transactions, UTG is a wholly-owned subsidiary of PTI, and PTI is a wholly-owned subsidiary of PTIH.

         PTIH and Univision Communications Inc. ("UCI") are beneficially owned by affiliates of A. Jerrold Perenchio (together with his affiliates "Perenchio"), affiliates of Grupo Televisa, S.A. de C.V. (together with its affiliates, "Televisa") and Dennevar, B.V., an affiliate of Venevision International Limited (together with its affiliates, "Venevision"), (collectively, the "Owners").

         UCI and its subsidiaries had no operations prior to the acquisitions. The aggregate purchase price for USG and KTVW was approximately $489,000,000, including approximately $11,000,000 of acquisition costs. A subordinated note due from PTIH to the seller (which was subsequently sold to a third party and then sold to the public as a series of notes) financed $5,442,000 of the purchase price, and is included as a capital contribution from PTIH to PTI and from PTI to UTG in the consolidated financial statements. These subordinated notes are not guaranteed in any form by PTI nor secured by its assets. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisition. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $22,000,000 and intangible assets of approximately $473,000,000.

         On August 2, 1994, the Company completed its acquisition of all of the stock of Combined Broadcasting of Chicago, Inc. The purchase price was approximately $36,000,000, plus the assumption of program rights obligations totaling approximately $11,000,000. The unpaid portion of program rights obligations is payable in varying amounts through the year 1999. The acquisition was financed with borrowings from the Bank Facility. Substantially all of the purchase price has been allocated to intangible assets.

         On September 30, 1994, the Company completed its acquisition of all of the stock of Pueblo Broadcasting Corporation which owned and operated a television station affiliated with the Network serving Houston, Texas. The purchase price was approximately $20,000,000 and was financed with borrowings from the Bank Facilities and cash generated through operations. Substantially all of the purchase price has been allocated to intangible assets. During 1995, certain adjustments were made to the preliminary allocation of the purchase price which has resulted in an increase in the intangible assets of $2,300,000.

               UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 JUNE 30, 1996
                                  (UNAUDITED)





         In June 1996, UNLP signed a letter of intent with Entravision, which owns and operates seven of the Affiliated Stations, to make a $10 million investment in the form of a note and an option to acquire a 25% equity interest in Entravision.

         The Company owns and operates eleven Spanish-language full-power television stations serving New York, Los Angeles, Miami, San Antonio, an Francisco, Fresno, Dallas, Phoenix, Albuquerque, Houston and
         Chicago and six Spanish-language low-power television stations serving Hartford, Philadelphia, Tucson, Austin, Albuquerque and Bakersfield. The company's television stations are affiliated with the Spanish-language television network owned and operated by the Univision Network Limited Partnership (the "Network"), which is also ultimately beneficially owned by the Owners.

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

3.       EARLY EXTINGUISHMENT OF DEBT

         During the quarter ended June 30, 1996, UTG purchased at a premium $9,650,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001, resulting in an extraordinary loss of $898,000, including the write-off of the related financing costs. During the six months ended June 30, 1996, UTG purchased at a premium $12,650,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001, resulting in an extraordinary loss of $1,181,000, including the write-off of the related financing costs. The related income tax benefits associated with these extraordinary losses were $350,000 and $500,000, respectively.

4.       INCOME TAXES

         The Company is included in the consolidated federal tax return filed by its parent company. As agreed, consolidated taxes payable are allocated between its parent and the Company based on their respective contributions to taxable income.

               UNIVISION TELEVISION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 JUNE 30, 1996
                                  (UNAUDITED)



5.       THE OFFERING

         In June 1996, the Company's parent filed a registration statement on Form S-1 with the Securities and Exchange Commission for the sale of up to 8,842,105 shares of Class A Common Stock. The net proceeds to the Company from this offering are intended, along with the proceeds from a New Bank Facility, to be used to refinance the existing Bank Facility, to re-pay existing long-term debt, to fund capital expenditures and for general corporate and working capital purposes.

         Concurrent with the Offering, the Company intends to convert UCI preferred stock and PTIH common and preferred stock outstanding into UCI common stock.

         The Company's parent intends to consummate the following transactions, among others, concurrent with the offering:

         a. The Company will enter into the New Bank Facility and will repay $165 million owing under, and terminate, the existing Bank Facility;

         b. The Company will defease its 11 3/4% Senior Subordinated Notes due 2001 (the "Senior Subordinated Notes") by, among other things, depositing $85.1 million with the trustee under the indenture governing such notes.

               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ----------------------------      ----------------------------
                                                            1996             1995             1996             1995
                                                       ----------------------------      ----------------------------
Net revenues                                           $    45,953      $    40,502      $    79,436      $    70,419

Direct operating expenses                                   22,764           21,119           41,005           38,379

Selling, general and administrative expenses                11,972           11,136           22,648           21,274

Depreciation and amortization                                2,828            2,515            5,513            4,850
                                                       -----------      -----------      -----------      -----------

Operating income                                             8,389            5,732           10,270            5,916

Interest expense                                             2,418            1,937            4,799            3,851
                                                       -----------      -----------      -----------      -----------

Net income allocable to the general partners           $     5,971      $     3,795      $     5,471      $     2,065
                                                       ===========      ===========      ===========      ===========


           See notes to condensed consolidated financial statements.

               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                           JUNE 30,                      DECEMBER 31,
                                                                             1996                            1995
                                                                        -------------                  --------------
ASSETS                                                                    (Unaudited)
Current assets:

    Cash                                                                $          21                   $          29

    Short-term investments                                                         86                              85

    Trade accounts receivable, less allowance
         for doubtful accounts of $3,607 in 1996
         and $3,849 in 1995                                                    46,005                          32,675

    Due from UTG                                                               36,019                          64,505

    Program rights                                                              4,516                           2,899

    Prepaid expenses and other                                                  2,245                           1,956
                                                                        -------------                   -------------

    Total current assets                                                       88,892                         102,149

Property and equipment, less accumulated
    depreciation of $14,637 in 1996 and
    $11,324 in 1995                                                            74,143                          48,618

Intangible assets, less accumulated
    amortization of $16,094 in 1996 and
    $13,886 in 1995                                                             6,769                           8,977

Other assets                                                                      660                             621
                                                                        -------------                   -------------

Total assets                                                            $     170,464                   $     160,365
                                                                        =============                   =============


           See notes to condensed consolidated financial statements.

               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                           JUNE 30,                      DECEMBER 31,
                                                                             1996                            1995
                                                                        -------------                   -------------
LIABILITIES AND PARTNERS' EQUITY                                          (Unaudited)
Current liabilities:
  Accounts payable and accrued liabilities                              $      33,245                    $     37,977
  Deferred advertising revenues                                                     -                           9,603
  Program cost sharing advance                                                  1,966                           4,157
  Obligations for program rights                                                  116                             236
  Accrued station compensation                                                  4,081                           2,988
  Management and license fees payable                                          17,508                          22,536
  Current portion of capital lease obligations                                  2,195                           1,324
                                                                        -------------                    ------------

    Total current liabilities                                                  59,111                          78,821

Subordinated notes, including accrued interest                                 48,551                          45,704
Other liabilities:
  Capital lease obligations, net of current portion                            40,518                          18,246
  Other long-term liabilities                                                   1,946                           2,704

General partners' equity                                                       20,337                          14,889

Limited partners' equity                                                            1                               1
                                                                        -------------                    ------------

Total liabilities and partners' equity                                  $     170,464                    $    160,365
                                                                        =============                    ============


           See notes to condensed consolidated financial statements.

               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                     (A LIMITED PARTNERSHIP) AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                            1996                            1995
                                                                        -------------                   -------------
Net income                                                              $      5,471                   $       2,065
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
Depreciation expense                                                           3,305                           2,640
Amortization of intangible assets                                              2,208                           2,210
Accretion of interest on subordinate loans                                     2,847                           2,530
Changes in assets and liabilities:
    Accounts receivable                                                      (13,330)                         (4,839)
    Due from UTG                                                              46,399                          32,388
    Due to UTG                                                               (34,697)                        (27,688)
    Program rights                                                            (1,617)                            273
    Prepaid and other assets                                                    (327)                            732
    Accounts payable and accrued liabilities                                  (4,531)                         (4,343)
    Deferred advertising revenues                                             (9,603)                        (12,658)
    Management and license fees payable                                       30,311                          27,284
    Payment of license fees                                                  (23,834)                        (20,544)
    Payment of management fee                                                (11,505)                         (7,203)
    Program cost sharing advance                                              (2,191)                            (99)
    Accrued station compensation                                               1,093                          (1,601)
    Obligations for program rights                                              (120)                           (514)
    Other liabilities                                                           (748)                         (1,625)
                                                                        ------------                   -------------
Net cash used in operating activities                                        (10,869)                        (10,992)

Cash flow from investing activities:
    Advances from UTG                                                         65,139                          36,177
    Advances to UTG                                                          (48,355)                        (22,457)
    Capital expenditures                                                      (4,926)                         (2,145)
                                                                        ------------                   -------------
Net cash provided by investing activities                                     11,858                          11,575

Cash flow from financing activities:
    Principal payments of capital lease obligations                             (997)                           (593)
                                                                        ------------                   -------------
Net cash used in financing activities                                           (997)                           (593)

Net decrease in cash                                                              (8)                            (10)
Cash, beginning of year                                                           29                              40
                                                                        ------------                   -------------

Cash, end of period                                                     $         21                   $          30
                                                                        ============                   =============


Supplemental disclosure of cash flow information:
    Interest paid during the period                                     $      1,891                   $       1,118
                                                                        ============                   =============

                See notes to consolidated financial statements.

               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                    (A LIMITED PARTNERSHIP) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)




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

         On December 17, 1992 (effective close of business December 16, 1992), UNHP purchased the stock of Univision, Inc. and certain other assets from Univision Holdings, Inc. for an aggregate purchase price of approximately $38,684,000, including $273,000 of acquisition costs. A portion of the total purchase price was financed by a 7% subordinated note with a face amount of $61,094,000 due to the seller (which note was subsequently sold to a third party and then to the public as a series of notes), which was discounted for financial reporting purposes to $31,911,000 (12.5% effective rate). The stock and other assets were immediately contributed by UNHP to The Univision Network Limited Partnership ("UNLP" or the "Network"), of which UNHP is the sole general partner. Univision, Inc. then liquidated and distributed its assets to UNLP (which also assumed all of the liabilities of Univision, Inc., including tax liabilities attributable to its liquidation). The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at the fair values at the date of the acquisitions. In addition to current assets and liabilities, the purchase price was allocated principally to property and equipment of approximately $27,000,000 and intangible assets of approximately $13,000,000.

         As a result of the acquisitions, UNLP owns and operates a Spanish-language television network which is affiliated with twenty full-power television stations and eighteen low-power television stations, including eleven full-power stations and six low-power stations owned and operated by Univision Television Group, Inc. ("UTG"). UTG is ultimately beneficially owned by Perenchio, Televisa and Venevision.

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

               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                    (A LIMITED PARTNERSHIP) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)





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

         UNHP holds a 99.99% general partner interest in UNLP. The remaining limited partner interest is held by the Network Limited Partner, Inc. which is owned by Perenchio, Televisa and Venevision. UNHP and UNLP had no operations or transactions prior to the acquisitions described above.

         In June 1996, UNLP signed a letter of intent with Entravision, which owns and operates seven of the Affiliated Stations, to make a $10 million investment in the form of a note and an option to acquire a 25% equity interest in Entravision.

2.       UNAUDITED FINANCIAL STATEMENTS

         Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

3.       SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

         The Network has entered into two transponder agreements which qualify as capital lease obligations. The first agreement, which is effectively a nine-year lease, commenced January 1, 1995, resulting in a total capitalized cost of $7,753,135. The second agreement, for two additional transponders, commenced January 1996. Payments under the second agreement will aggregate approximately $41,000,000 over the 15 year anticipated life of the transponders and a total capitalized cost of approximately $24,000,000. UNLP's obligations under both agreements are contingent on the successful operation of the transponders. The two transponders covered by the second agreement were successfully deployed in 1996.

4.       THE OFFERING

         In June 1996, UTG's parent filed a registration statement on Form S-1 with the Securities and Exchange Commission for the sale of up to 8,842,105 shares of Class A Common Stock. The net proceeds to UTG from this offering are intended, along with the proceeds from a New Bank Facility, to be used to refinance the existing Bank Facility, to re-pay existing long- term debt, to fund capital expenditures and for general corporate and working capital purposes.

         Concurrent with the Offering, the Company intends to convert UCI preferred stock and PTIH common and preferred stock outstanding into UCI common stock.

               THE UNIVISION NETWORK HOLDING LIMITED PARTNERSHIP
                    (A LIMITED PARTNERSHIP) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)





         UTG's parent intends to consummate the following transactions, among others, concurrent with the offering:

         a. The Network will make a distribution to its partners in the amount of $60.0 million;

         b. UTG's parent will acquire the Network from its partners in exchange for 19,014.5 shares of Common Stock and $40.0 million in cash;

         c. UNLP will pay $15.0 million, together with interest, to Televisa, representing full payment of outstanding principal of and accrued interest on the note issued by UNLP on July 1, 1996, to Televisa as payment for the acquisition of Galavision.

                        UNIVISION TELEVISON GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis describes the results of operations of UTG and UNHP for the three months and six months ended June 30, 1996 as compared to the three months and six months ended June 30, 1995.

RESULTS OF OPERATIONS

UTG net revenues includes gross advertising revenues generated from the sale of national and local spot advertising time plus an allocation of network gross revenues, net of agency commissions. Network revenues are allocated to UTG based on a formula set forth in each of its affiliation agreements. UTG's allocated share of total Network gross revenues, net of agency commission, was 72% and 71% during 1995 and 1996, respectively. Based on the current affiliation agreements, net advertising revenues are shared by UTG and the Network, 62% to each station owned by UTG and 38% to the Network during 1995 and 1996. Also included in net revenues are other miscellaneous revenues.

Direct operating expenses consist of programming and news costs and general operating costs.

UTG CONSOLIDATED

REVENUES. Net revenues for the 1996 second quarter of $52,229,000 increased $4,497,000 or 9.4% from the corresponding 1995 period. The increase is due to higher local and national spot net revenues of $5,578,000, primarily from Los Angeles and Miami, with increases at all other stations except for New York and San Antonio, and an increase in UTG's share of Network net revenues of $1,448,000. These net increases were partially offset by the Network's share of higher local and national net revenues of $2,256,000.

The six months net revenues of $91,420,000 increased $9,141,000 or 11.1% from the corresponding 1995 period. The increase is due to higher local and national spot net revenues of $12,092,000, primarily from Los Angeles and Miami, with increases at all other stations except for New York, and an increase in UTG's share of Network net revenues of $1,899,000. These net increases were partially offset by the Network's share of higher local and national net revenues of $4,732,000.

UTG's increase in gross advertising revenues during the six months ended June 30, 1996 resulted from a combination of increased prices for advertising spots of approximately 26% offset in part by a decrease of 7% in the number of spots being sold.

A major initiative has been implemented to improve the performance of the New York station. In addition to improvements in the station's sales and research organizations, a significant advertising and promotional campaign has been implemented to increase the awareness among advertisers about the New York Hispanic community and the advertisers' ability to reach that audience through the New York station.

                        UNIVISION TELEVISION GROUP, INC.
                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





EXPENSES. Direct expenses increased to $8,250,000 and $16,365,000 for the three and six month periods ended June 30, 1996, an increase of $553,000 or 7.2% and $1,164,000 or 7.7%, respectively, from the corresponding 1995 period. For both periods the increase is due principally to increases in programming and technical costs. As a percentage of net revenues, direct expenses decreased from 16.1% in the second quarter of 1995 to 15.8% in the same quarter of 1996 and for the six months ended 1996, direct expenses decreased from 18.5% in 1995 to 17.9% in the same period of 1996.

Selling, general and administrative expenses increased to $18,142,000 and $34,154,000 for the three and six month periods ended June 30, 1996, an increase of $2,772,000 or 18.0% and $5,431,000 or 18.9%, respectively, from the corresponding 1995 period. For both periods the increase is primarily due to increased selling costs associated with higher sales, increases in corporate sales support and increased research fees. As a percentage of net revenues, selling, general and administrative expenses increased from 32.2% in the second quarter of 1995 to 34.7% in the same quarter of 1996 and for the six months ended 1996, selling general and administrative expenses increased from 34.9% in 1995 to 37.4% in the same period of 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $8,660,000 and $17,192,000 for the three and six month periods ended June 30, 1996, an increase of $281,000 or 3.4% and $655,000 or 4.0%, respectively, from the corresponding 1995 period. For both periods the increase is due primarily to increased capital expenditures. As a percentage of net revenues, depreciation and amortization decreased from 17.6% in the second quarter of 1995 to 16.6% in the same quarter of 1996 and for the six months ended 1996, depreciation and amortization decreased from 20.1% in 1995 to 18.8% in the same period of 1996.

OPERATING INCOME. As a result of the factors described above, operating income increased to $17,177,000 and $23,709,000 for the three and six month periods ended June 30, 1996, an increase of $891,000 or 5.5% and $1,891,000 or 8.7%, respectively, from the corresponding 1995 period. As a percentage of net revenues, operating income decreased from 34.1% in the second quarter of 1995 to 32.9% in the same quarter of 1996 and for the six months ended 1996, operating income decreased from 26.5% in 1995 to 25.9% in the same period of 1996.

INTEREST EXPENSE. Interest expense decreased to $8,117,000 and $16,216,000 for the three and six month periods ended June 30, 1996, a decrease of $979,000 or 10.8% and $1,841,000 or 10.2%, respectively, from the corresponding 1995 period. This decrease was primarily a result of lower bank borrowings partially offset by increased Sponsor Loan balances. As a percentage of net revenues, interest expense decreased from 19.1% in the second quarter of 1995 to 15.5% in the same quarter of 1996 and for the six months ended 1996, interest expense decreased from 21.9% in 1995 to 17.7% in the same period of 1996.

EARLY EXTINGUISHMENT OF DEBT. During the quarter ended June 30, 1996, UTG purchased at a premium $9,650,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001, resulting in an extraordinary loss of $898,000, including the write-off of the related financing costs. During the six months ended

                        UNIVISION TELEVISION GROUP, INC.
                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





June 30, 1996, UTG purchased at a premium $12,650,000 face amount of its 11 3/4% Senior Subordinated Notes due 2001, resulting in an extraordinary loss of $1,181,000, including the write-off of the related financing costs. The related income tax benefits associated with these extraordinary losses were $350,000 and $500,000, respectively.

NET INCOME. As a result of the above factors, UTG generated net income of $7,386,000 in the second quarter of 1996 as compared to net income of $6,030,000 in the same 1995 period. For the six months ended June 30, 1996, UTG generated net income of $4,563,000 as compared to $1,441,000 in the same 1995 period. As a percentage of net revenues, net income increased from 12.6% in the second quarter of 1995 to 14.1% in the same quarter of 1996 and for the six months ended 1996, net income increased from 1.8% in 1995 to 5.0% in the same period of 1996.

UNHP CONSOLIDATED

REVENUES. Net revenues for the 1996 second quarter of $45,953,000 increased $5,451,000 or 13.5% from the corresponding 1995 period. This increase is due primarily to increased Network advertising net revenues of $4,089,000, a higher share of UTG's local and national spot net revenues of $2,256,000 as well as decreased non-UTG station compensation of $518,000, partially offset by UTG's share of higher Network sales of $1,448,000.

The six months net revenues of $79,436,000 increased $9,017,000 or 12.8% from the corresponding 1995 period. The increase resulted from higher Network advertising net revenues of $5,680,000 and the Network's higher share of UTG's local and national spot net revenues of $4,732,000 that were partially offset by UTG's share of higher Network sales of $1,899,000.

The Network's increase in gross advertising revenues during the six months ended June 30, 1996 resulted from a combination of rate increases and increased volume on previously lower demand dayparts as compared to 1995.

EXPENSES. Direct operating expenses increased to $22,764,000 and $41,005,000 for the three and six months ended June 30, 1996, an increase of $1,645,000 or 7.8% and $2,626,000 or 6.8%, respectively, from the corresponding 1995 period. The second quarter and six month increases were due primarily to a higher license fee payable to Televisa and Venevision under the Program License Agreements of $1,559,000 and $2,422,000, respectively, based on higher combined net time sales. As a percentage of net revenues, direct expenses decreased from 52.1% in the second quarter of 1995 to 49.5% in the same quarter of 1996 and for the six months ended 1996, direct expenses decreased from 54.5% in 1995 to 51.6% in the same period of 1996.

Selling, general and administrative expenses increased to $11,972,000 and $22,648,000 for the three and six months ended June 30, 1996, an increase of $836,000 or 7.5% and $1,374,000 or 6.5%, respectively, from the corresponding 1995 period. The second quarter increase was due primarily to increased sales force expense of $515,000 and higher management fees payable to the Owners of $312,000. The six

                        UNIVISION TELEVISION GROUP, INC.
                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





month increase was due primarily to a $1,045,000 increase in sales force expense and a $484,000 increase in the management fee payable to the Owners, offset partially by the timing of various expenditures for all other general and administrative functions of $156,000. As a percentage of net revenues, selling, general and administrative expenses decreased from 27.5% in the second quarter of 1995 to 26% in the same quarter of 1996 and for the six months ended 1996, selling, general and administrative expenses decreased from 30.2% in 1995 to 28.5% in the same period of 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2,828,000 and $5,513,000 for the three and six months ended June 30, 1996, an increase of $313,000 or 12.4% and $663,000 or 13.7%, respectively, from the corresponding 1995 period. Both increases are due primarily to the addition of two transponders capitalized in January 1996. As a percentage of net revenues, depreciation and amortization, for the three and six months ended 1996, remained the same at 6.2% and 6.9%, respectively, as compared to the same periods in 1995.

OPERATING INCOME. As a result of the factors described above, operating income increased to $8,389,000 and $10,270,000 for the three and six months ended June 30, 1996, an increase of $2,657,000 or 46.4% and $4,354,000 or
73.6%, respectively, from the corresponding 1995 period. As a percentage of net revenues, operating income increased from 14.2% in the second quarter of 1995 to 18.3% in the same quarter of 1996 and for the six months ended 1996, operating income increased from 8.4% in 1995 to 12.9% in the same period of 1996.

INTEREST EXPENSE. Interest expense increased to $2,418,000 and $4,799,000 for the three and six months ended June 30, 1996, an increase of $481,000 or 24.8% and $948,000 or 24.6%, respectively, from the corresponding 1995 period. For both periods, the increase was due primarily to interest incurred from the addition of the two Network transponder leases. As a percentage of net revenues, interest expense increased from 4.8% in the second quarter of 1995 to 5.3% in the same quarter of 1996 and for the six months ended 1996, interest expense increased from 5.5% in 1995 to 6.0% in the same period of 1996.

NET INCOME. As a result of the above factors, UNHP generated net income of $5,971,000 in the second quarter of 1996 as compared to net income of $3,795,000 in the same 1995 period. For the six months ended June 30, 1996, UNHP generated net income of $5,471,000 as compared to $2,065,000 in the same 1995 period. As a percentage of net revenues, net income increased from 9.4% in the second quarter of 1995 to 13.0% in the same quarter of 1996 and for the six months ended 1996, net income increased from 2.9% in 1995 to 6.9% in the same period of 1996.

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

                        UNIVISION TELEVISION GROUP, INC.
                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





UTG's existing bank credit agreement with a syndicate of banks and other lenders (the "Bank Facility") requires most excess cash flow, as defined, of both UTG and UNHP to be used to fund principal and/or interest payments under the Bank Facility. Financial covenants in the Bank Facility and other debt instruments of UTG measure operating performance of the Combined Entities. UTG and the Network share a cash management system under which all excess cash is loaned daily on a subordinated basis from the Network to UTG and cash shortfalls at the Network are funded by repayments or by subordinated loans from UTG to the Network.

The following discussion of liquidity and capital resources of UTG and UNHP reflects the cash management and debt service requirements described above.

For the six month periods ended June 30, 1996 and 1995, UTG's net cash provided by operations totaled $10,915,000 and $11,909,000, respectively. The 1996 period benefited from net income of $4,563,000, non-cash charges for intangibles relating to acquisitions of $15,904,000 and accreted interest on Sponsor Loans of $4,642,000. These sources of funds were partially offset by net transactions with UNHP of $11,702,000, due primarily to the revenue sharing arrangement with UNHP, and reductions of accounts payable and accrued liabilities of $7,210,000. The 1995 period benefited primarily from non-cash charges for intangibles of $16,427,000, accretion of interest on Sponsor Loans of $3,140,000 and net income of $1,441,000. These benefits were partially offset by net payments for transaction with UNHP of $4,700,000, reductions of accounts payable and accrued liabilities of $4,016,000 and reductions in program rights obligations of $2,289,000.

For the six month periods ended June 30, 1996 and 1995, UNHP's net cash used in operations totaled $10,869,000 and $10,992,000, respectively. The 1996 period was negatively impacted by the payment of license fees of $23,834,000, the full year 1995 management fee of $9,371,000 and the first quarter 1996 management fee of $2,134,000, reductions of accounts payable and accrued liabilities of $4,531,000, amortization of deferred advertising revenues of $9,603,000 and accounts receivable of $13,330,000. These uses of funds were partially offset by benefits from net transactions with UTG of $11,702,000, due primarily from UNHP's revenue sharing agreement with UTG, the accrual of current period license fees payable under the Program License Agreements and a current period management fee payable to the Owners of $30,311,000, and net income of $5,471,000. The 1995 period was negatively impacted by the payment of license fees of $20,544,000 and the full year 1994 management fee of $7,203,000, amortization of deferred advertising revenues of $12,658,000 and accounts receivable of $4,839,000. These uses of funds were partially offset by benefits from net transactions with UTG of $4,700,000, due primarily from UNHP's revenue sharing agreement with UTG, the accrual of current period license fees payable under the Program License Agreements and the current period management fee payable to the Owners of $27,284,000.

UTG's existing Bank Facilities, which total $400 million, consist of a $70 million six-year revolving credit loan (the "Working Capital Facility"), a $180 million five-year amortizing term loan, a $30 million six-year term loan, a $20 million five and one-half year term loan (collectively the "Term Facility") and a $100 million five and one-half year term loan available under a revolving credit facility,

                        UNIVISION TELEVISION GROUP, INC.
                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





which to date has not been borrowed against. The Bank Facilities require, among other things, mandatory prepayments equal to 75% of excess cash flow (as defined) of the Univision Group, in addition to net proceeds (as defined) received by the Univision Group in certain situations from the sale or other disposition of assets, to be applied to ratably reduce the Term Facility and the availability under the Working Capital Facility. Any such mandatory prepayments reduce the scheduled amortization of the Term Facility in inverse order of maturity.

As of June 30, 1996, UTG and UNHP had long term debt, including current maturities, of $253,725,000 and $91,264,000, respectively. At December 31, 1995 these balances were at $259,385,000 and $65,274,000, respectively. UTG's decrease is due primarily to payments under the revolving credit loan and note payable of $22,010,000 and the purchase of $12,650,000 face amount of the 11 3/4% Senior Subordinated Notes for $13,489,000. These payments were offset by borrowings on the revolving credit loan of $29,000,000. The increase in UNHP's debt is due to an increase in capitalized leases (see Note 3) and accrued interest on its subordinated debt.

Capital expenditures net of dispositions of UTG totaled $6,183,000 and $4,872,000, and of UNHP totaled $4,926,000 and $2,145,000 (excluding capitalized transponder lease obligations) for the six month periods ended June 30, 1996 and 1995, respectively. UTG and UNHP anticipate that total capital expenditures for 1996 will be approximately $27,000,000. In addition to normal capital maintenance and several tower and antenna replacements, the Company is also in the process of upgrading and relocating several of its television station facilities. Capital spending in 1997 may approximate $20,000,000 to $24,000,000 pending decisions on station relocations, while expenditures for maintenance and replacement in 1998 and 1999 are expected to be approximately $15,000,000 plus the impact of inflation each year.

UTG and UNHP expect earnings provided by operations, adjusted for non-cash charges, to generate sufficient cash flows to satisfy debt service. Additional sources of cash for UTG's debt service and capital expenditures of UTG and UNHP will come from the Bank Facility and proceeds from the Sponsor Loans.

Financing activities to fund UTG's operation for the six months ended June 30, 1996 were primarily funded from proceeds of sponsor loans of $23,834,000 and bank borrowings of $29,000,000, offset by net advances to the Network under the cash management system of $16,784,000, payments of $22,010,000 on long-term debt, repurchase of $12,650,000 face amount of the 11 3/4% Senior Subordinated Notes for $13,489,000, and reduction of Sponsor Loans of $5,074,000 due to the change of funding of cost sharing. The six months ended June 30, 1995 were primarily funded from proceeds from sponsor loans of $20,544,000 and additional bank borrowings of $30,000,000, offset by net advances to the Network under the cash management system of $13,720,000 and repayments of long-term debt of $44,039,000. Financing activities to fund UNHP's operations for the six months ended June 30, 1996 and 1995, consisted of principal payments of capital lease obligation of $997,000 and $593,000, respectively.

                        UNIVISION TELEVISION GROUP, INC.
                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





The Management Committee of the Network from time to time considers which programs are to be produced under the Program Cost Sharing Agreement. Should it be determined that programs previously produced under the Program Cost Sharing Agreement will no longer be produced under such agreement, and the Network determines to continue producing such programs absent a new arrangement with Televisa and Venevision, the Network would bear a greater proportion of the costs and will retain worldwide rights to such programs. Furthermore, for the one-year period commencing January 1, 1996, the Network, Televisa and Venevision have agreed that in lieu of cash payments under the Program Cost Sharing Agreement, UTG will instead receive payment in the form of Sponsor Loan Notes having a principal amount equal to the costs to be funded by Televisa and Venevision under the Program Cost Sharing Agreement. As a result of this form of payment, the Network was not reimbursed in cash for these programming expenditures of approximately $9,700,000 during the first six months of 1996. For the balance of 1996, the Network will similarly not be reimbursed for such programming costs of approximately $5,000,000 per quarter. Consequently, these programming costs will be funded through the operations of UTG and UNLP.

The parent of UTG has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its Class A Common Stock. If the offering occurs, UTG will obtain funds from its parent and from a New Bank Facility which is expected to be entered into concurrently with the offering, to pay off all amounts owing under its existing Bank Facility and terminate such facility, defease its 11 3/4% Senior Subordinated Notes, pay all intercompany debt owed to UNLP and repay Sponsor Loan Notes plus accrued interest to Televisa and Venevision.

The Company investigates from time to time, and is currently investigating, the acquisition of Spanish-language television stations in various communities with relatively large Hispanic populations. No agreement has been reached for the acquisition of any such stations. The Company also expects to explore other media acquisition opportunities to complement and capitalize on the Company's existing business and management. If its parents public offering proceeds, the purchase price for any such acquisition may be paid with (i) cash derived from operating cash flow, proceeds available under the New Bank Facility or proceeds from future debt or equity offerings, or (ii) equity or debt securities of UTG, or (iii) any combination thereof.

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

                        UNIVISION TELEVISION GROUP, INC.



                          PART II.  OTHER INFORMATION

ITEM 1.  None

ITEM 2.  None

ITEM 3.  None

ITEM 4.  None

ITEM 5.  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits
                27.1 Financial Data Schedule

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



                                    UNIVISION TELEVISION GROUP, INC.
                                              (Registrant)



                                    By     /s/ George W. Blank
                                        ---------------------------
August 12, 1996                                George W. Blank
Los Angeles, California                        Executive Vice President
                                               and Chief Financial Officer